Form 10KSB
period 1997-12-31
EMERGING GROWTH ACQUISITION CORP I
filed 1998-04-15
CIK 1024899

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              -----------------
                                   FORM 10-KSB

      (Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

      For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____________ to ____________

                        Commission file number 333-15637

                    EMERGING GROWTH ACQUISITION CORPORATION I
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                           06-1461855
       -----------------------------          ------------------------
             (State or Other                    (I.R.S. Employer
             Jurisdiction of                    Identification No.)
              Incorporation)

           660 Steamboat Road,
              Greenwich, CT                            06830
       -----------------------------          ------------------------
          (Address of Principal                      (Zip Code)
            Executive Offices)

                                 (203) 861-7750
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

    Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|   No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for the fiscal year ended December 31, 1997 were 0.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998 was $146,372. Directors and officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

      The number of shares outstanding of each of the issuer's classes of common equity as of March 26, 1998 was as follows: 332,664 shares of common stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.  Description of Business.............................................1

Item 2.  Description of Property.............................................3

Item 3.  Description of Legal Proceedings....................................3

Item 4.  Submission of Matters to a Vote of Security Holders.................4

                                     PART II

Item 5.  Market for the Issuer's Common Equity and Related Shareholder
         Matters.............................................................4

Item 6.  Plan of Operation...................................................4

Item 7.  Financial Statements................................................4

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure............................................4

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................5

Item 10.  Executive Compensation.............................................7

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....7

Item 12.  Certain Relationships and Related Transactions.....................8

Item 13.  Exhibits, List and Reports on Form 8-K.............................8

                                     PART I


Item 1.  Description of Business.

      General

      Emerging Growth Acquisition Corporation I ("the Company") is a newly organized "blind pool" or "blank check" company, the objective of which is to acquire an interest in an operating business. Ninety percent of the net proceeds of the Company's Offering ($118,235.00) remain in an escrow account with the escrow agent, Continental Stock Transfer & Trust Company pending consummation of a business combination.

      The Company's success will be dependent upon the success of acquiring an interest in an operating business. The net proceeds of the Initial Public Offering ("Offering") will be substantially utilized in the acquisition of a Business on or before November 14, 1998. However, Management anticipates that although the Company's current resources and advances, as needed, from the Initial Stockholders will be sufficient to meet the Company's financial requirements during such period, additional financing will be required to implement the target company's business plan. Such funding may be in the form of the issuance of debt or equity securities of the Company, or bank loans or lines of credit. If additional equity is issued, dilution could result to the Company's then stockholders.

      To date, the Company has conducted no activities other than conducting preliminary discussions with a potential operating business. On March 27, 1998, the Company signed a non-binding letter of intent to acquire all of the capital stock of a mortgage company located in Florida ("the Mortgage Company"). However, consummation of any transaction with the Mortgage Company is subject to a number of conditions, including satisfactory completion of due diligence, execution of a definitive acquisition agreement, distribution of an effective post-effective amendment to the Company's stockholders describing the Mortgage Company and the proposed transaction, and the approval by 80% in interest of the Company's public stockholders. At this time, Management of the Company does not believe that the consummation of a transaction with the Mortgage Company is probable.

      Selection of Business and Structuring a Business Combination

      The activities of the Company are overseen by its Board of Directors, all of whom are also executive officers. The Company also relies upon the expertise of its founding stockholders who are not directors. The Company believes that the technical skills and expertise of its Initial Stockholders, their collective access to acquisition opportunities and ideas, their industry and academic contacts and their proven management abilities will enable the Company to identify and effect an acquisition.

      The Company anticipates that acquisition candidates will be brought to its attention from the Initial Stockholders and their affiliates, as well as from various unaffiliated sources, including securities broker-dealers, investment bankers, bankers and other members of the financial community. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. The Company may pay a finder's fee or commission to an Initial Stockholder or an affiliated entity for such service.

      The objective of the Company is to acquire an interest in an operating Business. The Business to be acquired must have a Fair Market Value equal to at least 80% of the net assets of the Company at the time of acquisition, as determined by the Board of Directors of the Company. Subject to this limitation, Management of the Company will have virtually unrestricted flexibility in identifying and selecting an acquisition candidate. The Business may, among other things, be either a single corporation, several corporations enjoying a parent-subsidiary or "sister" company relationship, or a division of a large corporation.

      The Company's goal is to seek to acquire a Business with significant long term earnings growth potential and a strong management team. It is anticipated that the Company will acquire a Business which is an emerging growth company and either (i) in the development stage, and not currently generating revenues or earnings, or (ii) generating a modest amount of revenues and/or earnings but where significant upside still exists.

      In evaluating a prospective target business, management will consider the following material factors:

      o  growth potential;

      o experience and skill of management and availability of additional personnel;

      o  industry prospects;

      o  capital requirements;

      o  financial condition and results of operations of the business;

      o  stage of development of business products or services;

      o degree of current or potential market acceptance of the products, processes or services;

      o proprietary features and degree of intellectual property or other protection of the products, processes or services; and

      o  costs associated with consummating the business combination.

      It is anticipated that an acquisition will be of an interest in an ongoing business which either (i) does not need additional capital and solely seeks the benefits of public ownership; or (ii) needs additional capital to implement its business plan. As individual acquisitions have not been identified, it is difficult to identify the amount of capital which a company may require. However, the range is anticipated to be between $1.0 million and $15.0 million.

      The Public Stockholders will, in all likelihood, neither receive nor otherwise have the opportunity to evaluate any financials or other information which will be made available to the Company in connection with selecting potential acquisition of an interest in a Business until after the Company has selected such Business. As a result, the Public Stockholders will be almost entirely dependent on the judgment of Management in connection with the selection of a potential acquisition of an interest of a Business.

      The Company, prior to the consummation of any merger or acquisition of interests of a Business will submit such proposed transaction to its stockholders for their approval where the Company is required to do so under Delaware General Corporation Law. The proposed transaction will also be submitted to all of the Company's present stockholders, including the Company's current officers and directors, which have agreed as of the date of this prospectus to vote their respective shares of Common Stock in accordance with the vote of the majority of all nonaffiliated future stockholders of the Company with respect to any such proposal for the acquisition of an interest of a Business. The Company will provide its stockholders with complete disclosure documentation concerning a target company and its business. The information provided to the Company's stockholders will include, among other items, a brief description of the target company's business, a summary of the terms of the transaction, reasons for engaging in the transaction, the accounting treatment of the transaction, audited financial statements for the Company and the target company and pro forma financial information giving effect to the transaction.

      In connection with its evaluation of a prospective Business, Management anticipates that it will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to the Company. The Company will not acquire a Business if audited financial statements cannot be obtained for such Business. Additionally, Management will provide the Public Stockholders with audited financial statements of the prospective Business as part of the post-effective amendment sent to the Public Stockholders to assist them in assessing the Business. The time and costs required to identify, evaluate and select a Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including preparing requisite documents for filing pursuant to applicable securities laws) cannot presently be ascertained with any degree of certainty. Any costs incurred in connection with the identification and evaluation of a prospective Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise consummate a Business Combination.

      Competition

      In identifying, evaluating and selecting a Business, the Company expects to encounter intense competition from other entities having a business objective similar to that of the Company. Many of these entities are well established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, technical, personnel and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources will be relatively limited when contrasted with those of many of it competitors. This inherent competitive limitation may compel the Company to select certain less attractive Business Combination prospects. Further, the Company's obligation to redeem shares of Common Stock held by Public Stockholders in certain circumstances may place the Company at a competitive disadvantage in successfully negotiating a Business Combination.

      Facilities

      Capital Growth International LLC, an affiliate of the Company, has agreed that, until the acquisition of an interest in a Business, it will make a small amount of office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time, at no cost to the Company.

      Employees

      The Company has no salaried employees.

Item 2.  Description of Property.

      The Company's office is located at the office of International Capital Growth, Ltd. ("ICG"). The Company and ICG share the use of office space described below at no cost to the Company:

      1. Approximately 855 square feet at 660 Steamboat Road, Greenwich, Connecticut 06830 for use as the principal executive offices of the Company and ICG pursuant to a lease held by ICG expiring on September 30, 1998 for monthly rent of $6,250.00.

Item 3.  Description of Legal Proceedings.

      The Company is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company has not submitted any matters to a vote of security holders.



                                     PART II


Item 5.  Market for the Issuer's Common Equity and Related Shareholder
Matters.

      Market Information

      The Company's common equity is not publicly traded.

      Holders of Common Equity

      As of March 31, 1998, there were approximately 81 holders of record of the Common Stock, the Company's only class of common equity.

      Dividends

      The Company's Board of Directors did not declare any cash dividend on the Company's common equity in the fiscal year ended December 31, 1997. Pursuant to Rule 419 under the Securities Act of 1933, as amended, ninety percent of the net proceeds of the Company's Offering is required to remain in an escrow account pending acquisition of an operating company.

Item 6.  Plan of Operation.

      The Company is a newly organized "blind pool" or "blank check" company, the objective of which is to acquire an interest in an operating business. Ninety percent of the net proceeds of the Company's Offering ($118,235.00) remain in an escrow account with the escrow agent, Continental Stock Transfer & Trust Company pending consummation of a business combination.

      Substantially all of the Company's working capital needs are attributable to the identification, evaluation and selection of a suitable Business and, thereafter, to structure, negotiate and consummate a Business Combination with such Business. Such working capital needs are expected to be satisfied from the Company's current resources and advances, as needed, from the Initial Stockholders.

Item 7.  Financial Statements.

      The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Directors and Executive Officers

      The directors and executive officers of the Company are as follows:

Name                        Age       Position
-----------------------     ---       ------------------------------------------
                                      Chairman   of  the   Board   and  Chief
Ronald B. Koenig            63        Executive Officer and Director

Stanley Hollander           60        President and Director

Alan L. Jacobs              56        Chief Operating Officer and Director

Michael S. Jacobs           32        Chief Financial Officer

Jay J. Matulich             43        Secretary and Treasurer
-----------------------
(1) Stanley Hollander is also a Director of Capital Growth Holdings, Ltd. and of Capital Media Group, Ltd. both publicly-held companies.

(2) Alan L. Jacobs is also a Director of Capital Growth Holdings, Ltd., a publicly-held company. In addition, Alan L. Jacobs is Michael S. Jacobs' father.

(3) Jay J. Matulich is also a Director of Waste Systems International, Inc., a publicly-held company.

      All Directors and Officers have held their respective positions since July 1996. Directors and officers are elected annually and serve for one year or until their successors are duly elected and qualify. It is anticipated that the officers will each devote as much time to the Company as is necessary or advisable to carry out their duties. During the early stages of the Company's operations, Management will undertake the responsibilities of researching industries, forecasting trends and evaluating and selecting prospective Businesses which may be potential acquisition candidates. After the acquisition of an interest in a Business, Management may provide professional advisory services, particularly in corporate finance, consult on certain matters and oversee the Business' operations and management. The Company may also, after it acquires interests in several Businesses, employ additional management personnel and/or consultants with specific skills and experience related to the Company's Business who are expected to spend all or nearly all of their time with the Company and compensate such persons in accordance with their respective positions and responsibilities. As of the date of this Form 10-KSB, there are no contracts, agreements or understandings between any prospective employee, consultant or other person or entity and any companies that are searching for "blind pool" or "blank check" companies with which to merge, except as described in Item 1.

      Ronald B. Koenig

      Since March 1996, Mr. Koenig has been chairman of the board, president and C.E.O. of International Capital Growth, Ltd. Since 1993, Mr. Koenig has been chairman and co-founder of U.S.

Sachem and now its successor Capital Growth International LLC. From 1989 to 1993, Mr. Koenig was a senior managing director and department head of corporate finance at Gruntal and Co., Incorporated. From 1974 to 1985, Mr. Koenig was a managing director and from 1985 to 1989 chairman of the board of Ladenberg Thalman and Co., Inc. From 1972 to 1974, he served as vice president, institutional sales at Jas. H. Oliphant and Co. From 1968 to 1972, he was at Leif Werle and Co., an NYSE specialist firm. Mr. Koenig was educated at the University of Pennsylvania (Wharton School) and holds a B.S. in economics. Mr. Koenig presently serves on the Wharton School Undergraduate Executive Board and is on the business advisory board to the Sterling National Bank of New York.

      Stanley Hollander

      Since March 1996, Mr. Hollander has been senior managing director and a director of International Capital Growth, Ltd. Since 1993, Mr. Hollander has been president, C.E.O. and co-founder of Sachem and since 1996 its successor Capital Growth International LLC. From 1989 to 1993, he served as a managing director and joint head of corporate finance at Gruntal and Co., Inc. From 1985 to 1989 he was a managing director of investment banking at Ladenberg Thalman and Co., Inc. From 1979 to 1985, he was co-owner and vice president of Zemex Electronics-Stanlee, distributors of consumer electronics. From 1959 to 1979, Mr, Hollander was president of All Brand Appliances Brandsmart, distributors of consumer electronics. Mr. Hollander was educated at the University of Alabama. Mr. Hollander is currently a director of Specialized Health Products Inc., a publicly traded company.

      Alan L. Jacobs

      Since March 1996, Mr. Jacobs has been executive vice president and a director of International Capital Growth, Ltd. Since February 1995, Mr. Jacobs has been senior managing director of Capital Growth International LLC. From February 1995 to October 1997 and from July 1993 to September 1994, Mr. Jacobs served as Director of Boca Raton Capital Corporation, a publicly-held Florida corporation ("BRCC"). He was Chairman of the Board of Directors of BRCC from November 1993 to September 1994 and Chief Executive Officer of BRCC from November 1993 to October 1997. From 1992 to 1995, Mr. Jacobs was senior vice president and associate director of investment banking at Josephthal Lyon and Ross Incorporated. From 1985 to 1991, Mr. Jacobs was a managing director of investment banking at Ladenberg Thalman and Co., Inc. From 1982 to 1984, he was director of investment banking at Schaenen Jacobs Etheredge and Co., Inc. From 1966 to 1982, Mr Jacobs practiced corporate and securities law in New York and Boston. Mr. Jacobs was educated at Franklin and Marshall College and Columbia Law School and holds A.B. and J.D. degrees. Mr. Jacobs is chief executive officer and a director of Boca Raton Capital Corporation, a publicly traded company.

      Michael S. Jacobs

      Since March 1996, Mr. Jacobs has been a senior vice president, secretary and treasurer of International Capital Growth, Ltd. Since February 1995, Mr. Jacobs has been a senior vice president of Sachem and since 1996 its successor Capital Growth International LLC. From 1993 to 1995 he was a vice president of investment banking at Josephthal Lyon and Ross, Incorporated, New York and from 1990 to 1993, Mr. Jacobs was an associate in corporate finance at Gruntal and Co. From 1989 to 1990, Mr. Jacobs was a financial analyst at Ladenberg Thalman and Co., Inc. Educated at New York University's Stern School of Business and Emory University he holds an M.B.A. in finance and a B.B.A. degree.

      Jay J. Matulich

      Since March 1996, Mr. Matulich has been a senior vice president of International Capital Growth, Ltd. Since October 1994, Mr. Matulich has been a senior vice president of Sachem and since 1996 its successor Capital Growth International. From May 1990 to October 1994, Mr. Matulich was a vice president of Gruntal and Co., Inc. From 1989 to May 1990, Mr. Matulich served as an associate in the Shansby Group, a San Francisco based leveraged buy-out firm. From 1986 to 1989, Mr. Matulich was a senior manager at Arthur Young and Co., accountants in the merger and acquisitions group. Educated at Brigham Young University, Mr. Matulich has a B.A. degree. Mr. Matulich is a director of both BioSafe Int., Inc. and Specialized Health Products Inc., which are publicly traded companies.

      Conflicts of Interest

      None of the Company's officers or directors is required to commit his full time to the affairs of the Company and each has a full-time position elsewhere. There is no requirement for any of the officers or directors to devote even a substantial amount of time to the Company's business. Accordingly, such personnel will have conflicts of interest in allocating management time among various business activities. The officers and directors of the Company may be involved with other acquisition funds with activities similar to those to be undertaken by the Company and there can be no assurance that they will offer all suitable prospective Businesses to the Company before any other acquisition fund. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, certain of the Company's officers, directors and stockholders may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

      To minimize potential conflicts of interest, the Company will not consummate a Business Combination with an entity which is affiliated with any Initial Stockholder. However, an Initial Stockholder or an entity with which he is affiliated may be entitled to receive finder's or consulting fees in the event that he or it originates a Business Combination.

      Furthermore, in connection with any stockholder vote relating to approval of a Business Combination, all of the Initial Stockholders have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority in interest of the Public Stockholders, and have agreed to waive any redemption rights they might have in connection with such a vote. In addition, the Initial Stockholders have waived their respective rights to participate in any liquidation distribution until after the Public Stockholders have received their entire original investment in the Company. Any remaining net proceeds shall be distributed to the Initial Stockholders in proportion to their respective equity interests in the Company.

Item 10.  Executive Compensation.

      Prior to the consummation of a Business Combination, if any, none of the Company's officers, directors and stockholders will receive any compensation. However, certain of the Company's officers, directors or stockholders or their respective affiliates may receive consulting or finder's fees in connection with introducing the Company to, or evaluating, or providing additional financing for, a Business.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      Principal Stockholders

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 26, 1998, by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.



                                     Number of
Principal Stockholders (1)           Shares        Percentage Beneficially Owned
----------------------------------   -----------   -----------------------------
Ronald B. Koenig                      39,541               11.9%

Stanley Hollander                     39,541               11.9

Navenby Investments, Inc.             31,225                9.4

Alan L. Jacobs                        26,025                7.8

Michael S. Jacobs                     10,000                3.0

Jay J. Matulich                       10,000                3.0

All  Officers  and  Directors as a
Group (5  persons)                   125,107               37.6%

------------------------

(1) Each stockholder's address is c/o the Company, 660 Steamboat Road, Greenwich, Connecticut 06830.

Item 12.  Certain Relationships and Related Transactions.

      In July 1996, the Company issued an aggregate of 166,332 shares of Common Stock to the Initial Stockholders for an aggregate purchase price of $73,186.

      Capital Growth International LLC, an affiliate of the Company, has agreed that until the acquisition of the Business, it will make a small amount of office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time, at no cost to the Company.

Item 13.  Exhibits, List and Reports on Form 8-K.

      Exhibits and List

      Exhibit No.  Description


            3.1 Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit 3.1 as included in the Company's Registration Statement on Form SB-2 as originally filed with the Securities and Exchange Commission on November 6, 1996.

            3.2   By-laws of the Company are hereby incorporated by reference to
                  Exhibit 3.2 as included in the Company's Registration Statement on Form SB-2 as originally filed with the Securities and Exchange Commission on November 6, 1996.

            10    Escrow Agreement is hereby incorporated by reference to
                  Exhibit 4.3 as included in the Company's Registration Statement on Form SB-2 as originally filed with the Securities and Exchange Commission on November 6, 1996.

            27    Financial data schedule.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 1998.

                              EMERGING GROWTH ACQUISITION CORPORATION I



                                    By:  /s/ Ronald B. Koenig
                                        ---------------------
                                        Ronald B. Koenig
                                        Chairman of the Board and Chief
                                        Executive Officer



      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 15, 1998


Signatures                             Title
----------                             -----

/s/ Ronald B Koenig                    Chairman of the Board, Chief Executive
-------------------                    Officer and Director (Principal Executive
Ronald B. Koenig                       Officer)

/s/ Michael S. Jacobs                  Chief Financial Officer (Principal
---------------------                  Financial Officer)
Michael S. Jacobs

/s/ Stanley Hollander
---------------------
Stanley Hollander                      President and Director

/s/ Alan L. Jacobs
------------------
Alan L. Jacobs                         Chief Operating Officer and Director

                    EMERGING GROWTH ACQUISITION CORPORATION I

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                For the Period from Inception (July 18, 1996) to
                              December 31, 1996 and
                      For the Year Ended December 31, 1997

                    EMERGING GROWTH ACQUISITION CORPORATION I

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                For the Period from Inception (July 18, 1996) to
                              December 31, 1996 and
                      For the Year Ended December 31, 1997



                                    CONTENTS


      Report of Independent Certified Public Accountants..................F-2

      Independent Auditor's Report........................................F-3

      Financial Statements:

          Balance Sheets..................................................F-4

          Statements of Operations........................................F-5

          Statements of Stockholders' Equity..............................F-6

          Statements of Cash Flows........................................F-7

      Notes to Financial Statements...................................F-8-F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders
Emerging Growth Acquisition Corporation I



We have audited the accompanying balance sheet of Emerging Growth Acquisition Corporation I (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Growth Acquisition Corporation I as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Millward & Co. CPAs
Fort Lauderdale, Florida
April 9, 1998

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
  Stockholders of

EMERGING GROWTH ACQUISITION CORPORATION I

I have audited statements of operations and cash flows for the period July 18, 1996 (date of inception) through December 31, 1996 of Emerging Growth Acquisition Corporation I. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, Emerging Growth Acquisition Corporation I, results of operations and cash flows for period July 18, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.



March 27, 1997



Arnold G. Greene
New York, NY

                    EMERGING GROWTH ACQUISITION CORPORATION I
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                December 31, 1997


                                     ASSETS


CURRENT ASSETS:
    Cash                                                              $  38,189
    Cash - Escrow                                                       118,235
    Prepaid Expenses                                                      1,906
                                                                      ---------

        Total Assets                                                  $ 158,330
                                                                      =========



          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                             $   2,500
                                                                      ---------

        Total Liabilities                                                 2,500
                                                                      ---------

STOCKHOLDERS' EQUITY:
    Common Stock ($.001 Par Value; 10,000,000 Shares Authorized;
        332,664 Shares Issued and Outstanding)                              332
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized;
        No Shares Issued and Outstanding)                                    --
    Additional Paid-in Capital                                          166,292
    Deficit Accumulated During the Development Stage                    (10,794)
                                                                      ---------

        Total Stockholders' Equity                                      155,830
                                                                      ---------

        Total Liabilities and Stockholders' Equity                    $ 158,330
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                        EMERGING GROWTH ACQUISITION CORPORATION I
                               A DEVELOPMENT STAGE COMPANY
                                STATEMENTS OF OPERATIONS


                                                                                      For the
                                                                 For the            Period from
                                                               Period from           Inception
                                              For the           Inception         (July 18, 1996)
                                             Year Ended      (July 18, 1996)      to December 31,
                                            December 31,      to December 31,          1997
                                               1997                1996             (Unaudited)
                                             ---------           ---------           ---------
REVENUES                                     $      --           $      --           $      --
                                             ---------           ---------           ---------

OPERATING EXPENSES
    Filing Fees                                    804                 713               1,517
    Stock Transfer Fee                           1,000                  --               1,000
    Legal and Accounting                         3,993               4,045               8,038
    Other                                          113                 126                 239
                                             ---------           ---------           ---------

        Total Operating Expenses                 5,910               4,884              10,794
                                             ---------           ---------           ---------

NET LOSS                                     $  (5,910)          $  (4,884)          $ (10,794)
                                             =========           =========           =========


NET LOSS PER SHARE
    Basic                                    $   (0.02)          $   (0.03)
                                             =========           =========
    Diluted                                  $   (0.02)          $   (0.03)
                                             =========           =========


WEIGHTED AVERAGE SHARES OUTSTANDING            241,067             166,332
                                             =========           =========


   The accompanying notes are an integral part of these financial statements.

                    EMERGING GROWTH ACQUISITION CORPORATION I
                           A DEVELOPMENT STAGE COMPANY
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                         COMMON STOCK           ADDITIONAL       DURING           TOTAL
                                                   ------------------------       PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                                                     Shares        Amount         CAPITAL         STAGE          EQUITY
                                                   ---------      ---------      ---------      ---------       ---------
Shares Issued in July 1996 for Cash                  166,332      $     166      $  73,021      $      --       $  73,187

Net Loss for the Year Ended December 31, 1996             --             --             --         (4,884)         (4,884)
                                                   ---------      ---------      ---------      ---------       ---------

Balance at December 31, 1996                         166,332            166         73,021         (4,884)         68,303

Net Proceeds of Public Offering                      166,332            166         93,271             --          93,437

Net Loss for the Year Ended December 31, 1997             --             --             --         (5,910)         (5,910)
                                                   ---------      ---------      ---------      ---------       ---------

Balance at December 31, 1997                       $ 332,664      $     332      $ 166,292      $ (10,794)      $ 155,830
                                                   =========      =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                    EMERGING GROWTH ACQUISITION CORPORATION I
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                                              For the
                                                                                        For the           Period from
                                                                                     Period from           Inception
                                                                   For the             Inception        (July 18, 1996)
                                                                 Year Ended         (July 18, 1996)      to December 31,
                                                                 December 31,       to December 31,           1997
                                                                     1997                1996              (Unaudited)
                                                                 ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                     $     (5,910)        $     (4,884)        $    (10,794)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:

           (Increase) Decrease in:
              Prepaid Expenses                                          1,085               (2,991)              (1,906)

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                     1,000                1,500                2,500
                                                                 ------------         ------------         ------------

Net Cash Flows (Used in) Operating Activities                          (3,825)              (6,375)             (10,200)
                                                                 ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock                             93,437               73,187              166,624
                                                                 ------------         ------------         ------------

Net Cash Flows Provided by Financing Activities                        93,437               73,187              166,624
                                                                 ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash placed in Escrow Account                                    (118,235)                  --             (118,235)
                                                                 ------------         ------------         ------------

Net Cash Flows (Used in) Investing Activities                        (118,235)                  --             (118,235)
                                                                 ------------         ------------         ------------

Net Increase in Cash                                                  (28,623)              66,812               38,189

Cash - Beginning of Period                                             66,812                   --                   --
                                                                 ------------         ------------         ------------

Cash - End of Period                                             $     38,189         $     66,812         $     38,189
                                                                 ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                    EMERGING GROWTH ACQUISITION CORPORATION I
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Emerging Growth Acquisition Corporation I is a Delaware corporation formed on July 18, 1996, to seek and make one or more Business Combinations to the extent its limited resources will allow. The Company is in the development stage and has no operating history. The subsistence of the Company is dependent initially upon sufficient proceeds being realized by the Company from a Blank Check Offering. Proceeds of Blank Check Offering may be insufficient to enable the Company to conduct potentially profitable operations or otherwise to engage in any business endeavors, acquisitions or mergers.

As of December 31, 1997, the Company had conducted no activities and had not identified an operating business as an acquisition target (see Note 3). Pursuant to the Blank Check Offering requirements, $118,235 remains in an escrow account with the escrow agent, Continental Stock Transfer & Trust Company.

Fiscal Year

The Company's year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Net Loss Per Common Share

The Financial Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share" and the various other authoritative pronouncements regarding earnings per share ("EPS"). SFAS No. 128 became effective for periods ending after December 15, 1997. Accordingly, the Company adopted SFAS No. 128 effective December 31, 1997.

Under SFAS No. 128, primary earnings per share in accordance with APB No. 15 is replaced with a simpler calculation called basic earnings per share, which includes the dilutive effect of outstanding options, warrants and convertible securities. Diluted earnings per share under SFAS No. 128 has not changed significantly as compared to fully diluted earnings per share under APB No. 15, but has been renamed "diluted earnings per share".

All loss per share amounts for all periods have been presented in accordance with the requirements of SFAS No. 128. As a result of the adoption of SFAS No. 128, there was no change to the Company's previously reported calculation of primary and fully diluted earnings per share under APB No. 15.

                    EMERGING GROWTH ACQUISITION CORPORATION I
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996





NOTE 2 - SHAREHOLDERS' EQUITY

The Company is authorized to issue 10,000,000 shares of common stock having a per share par value of $.001. The common shares carry no conversion, preemptive or other subscription rights, and are not redeemable. The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Cumulative voting is not permitted.

In July 1996, the Company issued an aggregate of 166,332 shares of common stock to the initial stockholders for an aggregate purchase price of $73,186.

On July 21, 1997, the Company received net proceeds of $93,438 pursuant to a public offering of 166,332 shares at $.88 per share. Offering expenses aggregated approximately $53,000 and have been charged to additional paid-in capital.

The Company has authorized the issuance of 1,000,000 shares of Preferred Stock with a par value of $.001 per share, bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Board of Directors may determine. There has been no issuance of Preferred Stock.


NOTE 3 - COMMITMENTS

The Company has conducted its offering subject to the Securities and Exchange Commission's Rule 419 of Regulation C under the Securities Act of 1933, as amended. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the blank check company is required to update the registration statement with a Post-Effective Amendment. After the effective date of any such Post-Effective Amendment, the Company is required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. According to the rule, the investors must have no fewer than 20 and no more than 45 days from the effective date of the Post-Effective Amendment to decide to remain as investors or require the return of their investment funds. Any investors not making any decision within such 45-day period are to automatically receive a return of their investment funds.

On March 27, 1998, the Company signed a non-binding letter of intent to acquire all of the stock of a mortgage company. Before consummation of this transaction, the Company will conform to the requirements described in the previous paragraph.

The Company's office is located at the office of International Capital Growth, Ltd. ("ICG"). The Company and ICG share the use of the office space at no cost to the Company.

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

      3.1 Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit 3.1 as included in the Company's Registration Statement on Form SB-2 as originally filed with the Securities and Exchange Commission on November 6, 1996.

      3.2         By-laws of the Company is hereby incorporated by reference to
                  Exhibit 3.2 as included in the Company's Registration Statement on Form SB-2 as originally filed with the Securities and Exchange Commission on November 6, 1996.

      10          Escrow Agreement is hereby incorporated by reference to
                  Exhibit 4.3 as included in the Company's Registration Statement on Form SB-2 as originally filed with the Securities and Exchange Commission on November 6, 1996.

      27          Financial data schedule.